Form 10-Q
period 2014-06-30
Vidara Therapeutics International Public Ltd Co
filed 2014-08-26
CIK 1602949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-197052

VIDARA THERAPEUTICS INTERNATIONAL PUBLIC LIMITED COMPANY

(Exact name of registrant as specified in its charter)

Ireland	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Adelaide Chambers Peter Street, Dublin 8, Ireland	Not Applicable
(Address of principal executive offices)	(Zip Code)

011 353 1 449 3250

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s ordinary shares outstanding as of August 25, 2014: 40,000 Ordinary Shares of €1.00 each and 44,674,450 Ordinary Shares of US $0.0001 each.

VIDARA THERAPEUTICS INTERNATIONAL PLC

Explanatory Note

All references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to:

•	“Horizon” refer to Horizon Pharma, Inc., a Delaware corporation;

•	“Vidara Holdings” refer to Vidara Therapeutics Holdings LLC, a Delaware limited liability company;

•	“Vidara Therapeutics International” refer to Vidara Therapeutics International plc (formerly, Vidara Therapeutics International Limited, a limited company), a public limited company formed under the laws of Ireland, a wholly-owned subsidiary of Vidara Holdings;

•	“Vidara U.S.” refer to Vidara Therapeutics, Inc., a Delaware corporation and a wholly-owned subsidiary of Vidara Holdings;

•	“Vidara” refer to, collectively, Vidara Therapeutics International and its subsidiaries and Vidara U.S.;

•	“New Horizon” refer to Vidara Therapeutics International and its subsidiaries (including Horizon) following (i) the completion of the reorganization described in this Form 10-Q at which time Vidara Therapeutics International will change its name to Horizon Pharma plc and (ii) the consummation of the Merger;

•	“U.S. HoldCo” refer to Hamilton Holdings (USA), Inc., a Delaware corporation and indirect wholly-owned subsidiary of Vidara Therapeutics International;

•	“Merger Sub” refer to Hamilton Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of U.S. HoldCo;

•	the “Merger Agreement” refer to the Transaction Agreement and Plan of Merger, dated as of March 18, 2014, by and among Horizon, Vidara Holdings, Vidara Therapeutics International, U.S. HoldCo and Merger Sub, as amended by the First Amendment to Transaction Agreement and Plan of Merger, dated as of June 12, 2014, by and between Horizon and Vidara Holdings;

•	the “closing” refer to the closing of the Merger, and the date on which the closing occurs is referred to as the “closing date”; and

•	the “effective time” refer to effective time of the consummation of the Merger, which will occur when the certificate of merger is filed with the Secretary of State of the State of Delaware (or at such later time as may be agreed by the parties and specified in the certificate of merger) immediately following the closing.

On March 18, 2014, Horizon, Vidara Therapeutics International, Vidara Holdings, U.S. HoldCo and Merger Sub entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Horizon will merge with and into Merger Sub, with Horizon continuing as the surviving corporation and as a wholly-owned, indirect subsidiary of Vidara Therapeutics International (the “Merger”), and that Vidara Therapeutics International will change its name to Horizon Pharma plc (“New Horizon”).

Vidara Therapeutics International and Horizon have issued a joint proxy statement/prospectus, dated August 7, 2014, to the stockholders of Horizon seeking, among other things, their adoption of the Merger Agreement and approval of the Merger at a special meeting of stockholders to be held on September 18, 2014. If the requisite approval of Horizon’s stockholders is obtained, it is expected that the Merger will be consummated shortly thereafter.

Immediately following the consummation of the Merger, the stockholders of Horizon are expected to own approximately 74% of New Horizon on a fully diluted basis, and Vidara Holdings, the sole historical shareholder of Vidara Therapeutics International prior to the Merger, is expected to own approximately 26% of New Horizon on a fully diluted basis, in each case, excluding the shares that may be issued upon the conversion of Horizon’s outstanding convertible notes. The stockholders of Horizon would receive one ordinary share of New Horizon in exchange for each whole share of Horizon common stock they own at closing.

The combined company is expected to have a capitalization of approximately 122 million ordinary shares, on a fully diluted basis. New Horizon would be a U.S. Securities and Exchange Commission reporting company, and its ordinary shares are expected to trade on NASDAQ under the same ticker symbol under which Horizon’s common stock currently trades.

In addition, at the closing, Vidara Holdings will receive a cash payment of $200 million, plus the cash of Vidara Therapeutics International and its subsidiaries as of closing, less the indebtedness of Vidara Therapeutics International and its subsidiaries and transaction expenses of Vidara Therapeutics International to be paid by New Horizon at or following the closing, plus or minus an adjustment to the extent that Vidara Therapeutics International’s working capital (exclusive of cash) as of the closing exceeds or is less than target working capital of $123,000.

In this Form 10-Q, references to “we,” “our,” “us,” or “the Company” refer to (i) prior to the consummation of the Merger, Vidara and (ii) upon and following the consummation of the Merger, New Horizon.

The Reorganization of Vidara

Prior to the effective time of the Merger, Vidara Therapeutics International has or will carry out a reorganization of its capital structure (the “reorganization”). The reorganization consists of a series of corporate actions as a result of which: (i) Vidara Therapeutics International has formed a new non-resident Irish company that is a tax resident in Bermuda (referred to as “Newco”), (ii) Vidara Therapeutics International has assigned all of its contracts and has sold and transferred all of its intellectual property to Newco in exchange for a promissory note with an original principal amount equal to the fair market value of such assets, which will be repaid in consideration for the issuance of two promissory notes of the same aggregate original principal amount, one of which will be repaid in cash on the closing date, (iii) Vidara Therapeutics International has moved its tax residence from Bermuda to Ireland, (iv) Vidara Therapeutics International has created a new class of ordinary shares denominated in US dollars (as well as created additional euro-denominated share capital up to a par value of €40,000) such that the aggregate number of US dollar denominated ordinary shares is sufficient to cover the ordinary shares to be issued in exchange for the outstanding shares of Horizon common stock and shares of Horizon common stock reserved for issuance under outstanding Horizon equity awards and warrants and Horizon’s outstanding convertible notes, ordinary shares equal to 31,350,000 shares representing Vidara Holdings’ agreed shareholdings in New Horizon following the closing and an issue of bonus shares to be held by Vidara Holdings and redeemed by Vidara Therapeutics International from distributable reserves for cash as of the closing, (v) Vidara Therapeutics International has been re-registered as a public limited company in Ireland, (vi) Vidara will redeem the bonus shares for cash in the amount of $200,000,000 plus cash on hand at Vidara Therapeutics International and its subsidiaries on the closing date, less Vidara Therapeutics International’s unpaid indebtedness and unpaid transaction expenses, and plus or minus an adjustment to the extent that Vidara Therapeutics International’s working capital as of the closing is more or less than target working capital of $123,000 and (vii) Vidara Therapeutics International will be renamed Horizon Pharma plc.

The Merger

At the effective time of the Merger, Merger Sub, which is a wholly-owned subsidiary of U.S. HoldCo, will merge with and into Horizon, with Horizon as the surviving corporation becoming an indirect wholly-owned subsidiary of Vidara Therapeutics International. In addition, at the effective time, (i) each share of Horizon’s common stock issued and outstanding will be converted into one ordinary share of New Horizon; (ii) each equity plan of Horizon will be assumed by New Horizon and each outstanding option under Horizon’s equity plans will be converted into an option to acquire the number of ordinary shares of New Horizon equal to the number of shares of common stock underlying such option immediately prior to the effective time at the same exercise price per share as such Horizon option, and each other stock award that is outstanding under Horizon equity plans will be converted into a right to receive, on substantially the same terms and conditions as were applicable to such equity award before the effective time, the number of ordinary shares of New Horizon equal to the number of shares of common stock of Horizon subject to such stock award immediately prior to the effective time; (iii) each warrant to acquire Horizon common stock outstanding immediately prior to the effective time and not terminated as of the effective time will be converted into a warrant to acquire, on substantially the same terms and conditions as were applicable under such warrant before the effective time, the number of ordinary shares of New Horizon equal to the number of shares of common stock underlying such warrant immediately prior to the effective time; and (iv) Horizon’s outstanding convertible notes will remain outstanding and, pursuant to a supplemental indenture to be entered into effective as of the effective time, will become convertible into the same number of ordinary shares of New Horizon at the same conversion rate in effect immediately prior to the effective time.

Unless otherwise indicated, all references to “dollars” or “$” in this Form 10-Q are references to U.S. dollars, and all references to “euro” or “€” in this Form 10-Q are references to the legal currency of those members of the European Union that have adopted the euro as their national currency.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to Vidara’s financial condition, results of operations, financial projections and the expected impact of the proposed Merger on Vidara’s business. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements included in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Many of these risks, uncertainties and other factors are discussed under the sections captioned “Risk Factors” contained in this Form 10-Q. These forward-looking statements include, but are not limited to, statements about:

•	the completion of the Merger and the timing thereof;

•	the expected synergies and other benefits, including tax, financial and strategic benefits, to New Horizon and the respective stockholders of Horizon and Vidara Therapeutics International of the Merger;

•	the expected tax consequences to holders of Horizon common stock and New Horizon ordinary shares;

•	the expected accounting treatment for the Merger;

•	future sales of ACTIMMUNE®;

•	the ability to obtain adequate clinical and commercial supplies of products of Horizon, Vidara and New Horizon from current and new single source suppliers and manufacturers;

•	the ability of each of Horizon, Vidara and New Horizon to protect its intellectual property and defend its patents;

•	the sufficiency of each of Horizon’s, Vidara’s and New Horizon’s cash resources, and expectations regarding their respective future cash flow, expenses, revenues, financial results and capital requirements; and

•	financial projections of Horizon, Vidara and New Horizon and assumptions related thereto.

Many of the important factors that will determine these results are beyond Vidara’s ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. You should carefully read this Form 10-Q completely and with the understanding that actual future results may be materially different from those that are expected by us. Except as otherwise required by law, Vidara does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIDARA THERAPEUTICS INTERNATIONAL PLC AND SUBSIDIARIES

AND VIDARA THERAPEUTICS, INC.

COMBINED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$42,261,939	$30,276,127
Accounts receivable	13,025,183	6,623,580
Inventory	1,801,885	3,299,449
Prepaid expenses	281,831	440,402
Deferred tax asset	1,325,466	1,271,000

Total current assets	58,696,304	41,910,558

Long-term assets
Property and equipment	321,804	403,844
Intangible assets	45,966,060	48,125,408
Deferred tax asset	4,238,193	4,564,000

Total long-term assets	50,526,057	53,093,252

Total assets	$109,222,361	$95,003,810

See accompanying notes to the combined financial statements

VIDARA THERAPEUTICS INTERNATIONAL PLC AND SUBSIDIARIES

AND VIDARA THERAPEUTICS, INC.

COMBINED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$930,895	$1,164,569
Accrued expenses	12,011,766	13,514,972
Customer deposits	1,578,739	338,909
Current portion of long-term debt	—	617,104
Due to Parent	953,771	514,998

Total current liabilities	15,475,171	16,150,552
Subordinated debt-related party	5,694,632	5,637,279
Unsecured subordinated promissory note - Parent	16,929,037	16,929,037
Long-term debt, net of current portion	—	1,169,251

Total liabilities	38,098,840	39,886,119

Shareholders’ equity
Common stock	125	125
Additional paid-in capital	10,419,300	10,104,236
Retained earnings	60,704,096	45,013,330

Total shareholders’ equity	71,123,521	55,117,691

Total liabilities and shareholders’ equity	$109,222,361	$95,003,810

See accompanying notes to the combined financial statements

VIDARA THERAPEUTICS INTERNATIONAL PLC AND SUBSIDIARIES

AND VIDARA THERAPEUTICS, INC.

UNAUDITED COMBINED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30

	2014	2013
Product sales, net	$18,393,222	$13,516,821
Cost of product sales	802,282	1,738,232

Gross profit	17,590,940	11,778,589

Operating expenses
Selling expenses	1,995,364	1,729,823
General and administrative expenses	3,008,892	1,963,051
Depreciation and amortization	900,288	1,035,995
Royalty expense	1,897,638	1,334,418

Total operating expenses	7,802,182	6,063,287

Income from operations	9,788,758	5,715,302

Other expense (income)
Interest expense, net	247,990	610,167
Miscellaneous income	(20,048)	(28,992)

Total other expense	227,942	581,175

Income before provision for income taxes	9,560,816	5,134,127
Income tax expense (benefit)	369,926	(760,000)

Net income	$9,190,890	$5,894,127

See accompanying notes to the combined financial statements

VIDARA THERAPEUTICS INTERNATIONAL PLC AND SUBSIDIARIES

AND VIDARA THERAPEUTICS, INC.

UNAUDITED COMBINED STATEMENTS OF OPERATIONS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30

	2014	2013
Product sales, net	$35,745,688	$25,925,927
Cost of product sales	1,660,144	3,235,242

Gross profit	34,085,544	22,690,685

Operating expenses
Selling expenses	3,791,732	3,254,452
General and administrative expenses	6,134,504	3,294,465
Depreciation and amortization	2,271,814	2,065,191
Royalty expense	4,934,888	3,944,354

Total operating expenses	17,132,938	12,558,462

Income from operations	16,952,606	10,132,223

Other expense
Interest expense, net	515,542	1,292,085
Miscellaneous expense	22,372	273,975

Total other expense	537,914	1,566,060

Income before provision for income taxes	16,414,692	8,566,163
Income tax expense (benefit)	723,926	(1,520,000)

Net income	$15,690,766	$10,086,163

See accompanying notes to the combined financial statements

VIDARA THERAPEUTICS INTERNATIONAL PLC AND SUBSIDIARIES

AND VIDARA THERAPEUTICS, INC.

UNAUDITED COMBINED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30

	2014	2013
Cash flows provided by operating activities
Net income	$15,690,766	$10,086,163
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,271,814	2,065,191
Change in fair value of unfavorable purchase commitment	(4,473)	(4,303)
Share-based compensation	315,064	26,260
Change in fair value of contingent royalty payments	—	271,718
Accretion of PIK interest expense	57,353	56,206
Deferred income taxes	271,341	(1,801,420)
Change in working capital items:
Accounts receivable	(6,401,603)	1,144,560
Inventory	1,497,564	3,120,156
Prepaid expenses	158,571	(256,215)
Accounts payable and accrued liabilities	(1,293,634)	260,432
Customer deposits	1,239,830	(631,719)

Cash provided by operating activities	13,802,593	14,337,029
Cash flows used in investing activities
Acquisition of property and equipment	(30,426)	(396,938)
Cash flows used by financing activities
Payment towards reduction of long-term debt	(1,786,355)	(3,125,000)

Increase in cash and cash equivalents	11,985,812	10,815,091
Cash and cash equivalents, beginning of the period	30,276,127	23,519,811

Cash and cash equivalents, end of period	$42,261,939	$34,334,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$491,491	$1,201,357
Cash paid for income taxes	320,000	435,300

See accompanying notes to the combined financial statements

VIDARA THERAPEUTICS INTERNATIONAL PLC AND SUBSIDIARIES

AND VIDARA THERAPEUTICS, INC.

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

June 30, 2014

Note 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Vidara Therapeutics International plc, its wholly owned subsidiaries, Vidara Therapeutics Ltd., AGI Therapeutics Ltd., Aravid Ltd. and Vidara Therapeutics Research Ltd. (collectively, “Vidara International”) and Vidara Therapeutics Inc. (collectively, the “Company”) is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat inherited disorders and rare diseases. Currently, the Company’s only commercial product and source of revenue is ACTIMMUNE (interferon gamma-1b), an injectable biologic drug prescribed for the management of two rare disorders, chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis (“SMO”). ACTIMMUNE is the only drug currently approved by the U.S. Food and Drug Administration for the treatment for CGD and SMO in the United States.

Principles of Combination

The combined financial statements include the accounts of Vidara International and Vidara Therapeutics Inc., which are related through common ownership and management. Significant intercompany balances and transactions have been eliminated in combination. Vidara International and Vidara Therapeutics Inc. are wholly-owned subsidiaries of Vidara Therapeutics Holdings, LLC (“Parent”).

Basis of Presentation

The unaudited combined financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 combined balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. For further information, refer to the combined financial statements and notes for the year ended December 31, 2013 that were included in Vidara Therapeutics International’s Registration Statement on Form S-4 (No. 333-197052), as amended.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited combined financial statements for the year ended December 31, 2013 that were included in Vidara Therapeutics International’s Registration Statement on Form S-4 (No. 333-197052), as amended. Since the date of those combined financial statements, there have been no material changes to the Company’s significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, asset lives used to calculate depreciation and amortization, intangibles and other long-lived asset lives, assumptions and inputs for fair value measurements, reserves for sales discounts and allowances for returns, rebates and chargebacks and in the accounting for income taxes.

Actual results could differ from these estimates.

Note 2—RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

From time to time, the Company adopts, as of the specified effective date, new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption. During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

Note 3—INVENTORY

Inventory is stated at the lower of cost or market value. Inventory consists of finished product. Cost is determined using the first-in, first-out method, and market value is considered to be the net realizable value. As part of the ACTIMMUNE business combination, the Company entered into an exclusive supply agreement with Boehringer Ingelheim to manufacture the ACTIMMUNE active drug substance and commercial quantities of the ACTIMMUNE finished drug product.

Note 4—ACCRUED EXPENSES

Accrued expenses consisted of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Customer chargebacks and rebates	$7,169,880	$6,610,758
Product returns	352,119	802,869
Royalties	2,397,639	3,024,313
Accrued compensation and related expenses	485,315	2,048,596
Interest	58,112	90,516
Inventory purchase obligation	437,885	437,457
Other	1,110,816	500,463

	$12,011,766	$13,514,972

Note 5—LONG-TERM DEBT

In March 2014, the Company paid off the total outstanding principal balance of a term loan of $1,786,355 plus accrued interest and the related credit facility was terminated.

The Company capitalized approximately $1,540,000 in related issuance costs and amortized those costs over the term of the debt agreement under the effective interest method. Upon the payoff of the term loan in March 2014, the Company amortized the remaining issuance costs. Amortization expense related to long-term debt issuance costs totaled approximately $461,000 and $258,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Note 6—SUBSEQUENT EVENTS

Pursuant to the Subsequent Events topic of the FASB Codification, the Company evaluated subsequent events after June 30, 2014 through August 25, 2014, representing the date that these combined financial statements were approved by the Company’s management and are available to be issued. In March 2014, the Company entered into a definitive agreement with Horizon Pharma, Inc., a U.S. public company, regarding a reverse merger transaction. The transaction would value the Company at an enterprise value, on a cash-free, debt-free basis, of approximately $497 million including $200 million in cash and $297 million in the potential acquirer’s common stock based on the closing price of the acquirer’s common stock on August 25, 2014. The SEC declared the registration statement relating to the transaction effective on August 7, 2014. The transaction is subject to shareholder approval of the acquirer’s stockholders and is expected to close on or around September 19, 2014. In July 2014, the Company paid in full all subordinated debts outstanding with related parties. Additionally, the Company concluded that no material transactions occurred subsequent to June 30, 2014, that provided additional evidence about conditions that existed at June 30, 2014, or after that requires adjustment to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Vidara’s financial condition and results of operations should be read in conjunction with the combined financial statements of Vidara and related notes included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Vidara’s actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q.

Overview

Vidara is a biopharmaceutical company focused on the treatment of patients with serious, difficult-to-treat inherited disorders and rare diseases. Currently, Vidara’s only commercial product and source of revenue is ACTIMMUNE® (interferon gamma-1b), an injectable biologic drug prescribed for the management of two rare disorders, chronic granulomatous disease (“CGD”) and severe, malignant osteopetrosis (“SMO”). ACTIMMUNE is the only drug currently approved by the U.S. Food and Drug Administration for the treatment for CGD and SMO in the United States.

Vidara Therapeutics International was formed on December 20, 2011 as an Irish registered, private limited company resident and managed in Bermuda. Since its formation, Vidara Therapeutics International has consummated two significant transactions:

•	On February 2, 2012, Vidara Therapeutics International acquired AGI Therapeutics plc. (“AGI”), an Irish public limited company (since renamed AGI Therapeutics Limited). AGI was focused on the development and commercialization of differentiated specialty drug products to treat unmet medical needs, including conditions which qualify for orphan drug status. Since its acquisition of AGI, Vidara Therapeutics International has managed its operations from its headquarters in Dublin, Ireland.

•	On June 19, 2012, Vidara Therapeutics International purchased the intellectual property rights and certain assets related to the ACTIMMUNE product line (the “ACTIMMUNE business”) from InterMune Inc. (“Intermune”) for cash consideration of $55.0 million with a further obligation to pay InterMune up to $2.0 million in royalties on Vidara’s net sales for each of the two twelve month periods following the closing of the transaction, bringing the total purchase price to a potential $59.0 million, of which $58.5 million had been paid as of June 30, 2014 and the remaining $0.5 million is expected to be paid in full by the closing of the Merger.

Since its acquisition of ACTIMMUNE, Vidara has focused its efforts on developing a commercial infrastructure and organization to sell and distribute ACTIMMUNE in the United States. Vidara estimates, based on its market research, that the indications of CGD and SMO combined represent a total patient population in the United States of approximately 1,800. Due to the rare and serious nature of these diseases, patients are more typically treated by specialist physicians based in larger urban teaching hospitals and research centers. As a result, Vidara has established a specialty sales force that focuses on marketing to a limited number of healthcare practitioners who specialize in fields such as pediatric immunology, allergy, infectious diseases and hematology/oncology to help them understand the potential benefits of ACTIMMUNE for their patients with CGD and SMO. Vidara’s sales team is comprised of six clinical science associates, supported by a National Sales Director, a Vice President of Sales & Marketing, a Director of Sales Operations and a Sales Operations Analyst. In addition, two medical sciences liaisons provide additional education and information to healthcare practitioners to further their understanding of ACTIMMUNE.

While the ultimate end-users of ACTIMMUNE are the individual patients to whom it is prescribed by physicians in the United States, Vidara sells ACTIMMUNE directly to a limited number of specialty pharmacies and wholesale pharmaceutical distributors, including Accredo Health Group Inc., CuraScript Specialty Distribution, Walgreens, Caremark LLC and McKesson Corporation. Vidara has standard agreements with these customers, which include discounts from its list price and various other rebate arrangements.

Vidara does not have its own manufacturing capability for ACTIMMUNE, or the capability to package its products. As a result, Vidara has engaged third parties to manufacture, package and distribute ACTIMMUNE. Vidara has an exclusive supply agreement with Boehringer Ingelheim RCV GmbH & Co KG (“Boehringer Ingelheim”) to manufacture the ACTIMMUNE active drug substance and commercial quantities of the ACTIMMUNE finished drug product. Boehringer Ingelheim also provides Vidara with quality assurance testing for ACTIMMUNE. Cardinal Health 105 Inc. (“Cardinal Health”) is Vidara’s exclusive third party logistics provider in the United States, and provides warehousing, storage, processing of orders from Vidara’s customers and shipping of ACTIMMUNE to its customers in the United States. Under the terms of its agreement with Cardinal Health, Vidara pays Cardinal Health fixed monthly service fees along with variable fees that are tied to the amount of product processed by Cardinal Health on behalf of Vidara.

Vidara has material obligations to pay royalties to certain third parties on net sales of ACTIMMUNE. For a description of these royalty arrangements, see “—Liquidity and Capital Resources.”

Vidara’s licenses allow it to market and sell ACTIMMUNE in the United States, Canada and Japan. Vidara currently markets and distributes ACTIMMUNE only in the United States. Vidara also supplies ACTIMMUNE to patients in Canada, if so requested by way of a prescription from their treating physicians, through Health Canada’s Special Access Program, which provides access to non-marketed drugs in Canada for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are unsuitable or are unavailable. Sales in Canada are not material. Vidara has otherwise not registered or sold ACTIMMUNE in any other territories for which it currently holds commercial rights.

Vidara’s total net sales were $58.9 million for the year ended December 31, 2013, which was the first full calendar year for which it recorded sales of ACTIMMUNE. For the year ended December 31, 2012, Vidara recorded net sales of $30.2 million, representing its sales of ACTIMMUNE for the period beginning on June 19, 2012, the date it acquired ACTIMMUNE, and ending on December 31, 2012. These results compare with reported net sales for ACTIMMUNE by InterMune of $7.0 million for the period beginning on January 1, 2012 and ending on June 18, 2012, and $20.2 million for the year ended December 31, 2011. Vidara’s net income for the years ended December 31, 2013 and 2012 was $28.2 million and $16.8 million, respectively.

Proposed Merger with Horizon

On March 18, 2014, Horizon, Vidara Therapeutics International, Vidara Holdings, U.S. HoldCo and Merger Sub entered into the Merger Agreement. For a further description of the Merger and the transactions contemplated by the Merger Agreement, see “Explanatory Note.”

Principal Revenue and Expense Items

Product sales, net consist exclusively of sales of ACTIMMUNE to third party customers, primarily specialty pharmacies and wholesale pharmaceutical distributors, as adjusted for discounts and allowances including charge-backs, government rebates, including Medicaid and Medicare, cash discounts, wholesaler fees, and other adjustments.

Cost of sales includes all costs directly related to the acquisition of ACTIMMUNE from Vidara’s sole manufacturer, Boehringer Ingelheim, including freight charges and other direct expenses such as insurance.

Selling expense consists primarily of salaries, bonus, benefits and related costs for personnel in sales and marketing functions, product promotional costs, costs associated with Vidara’s “COMPASSTM” (Comprehensive Personalized Patient Prescription Advocacy & Support) program and data fees paid to distributors for the provision of product related data.

General and administrative expense consists primarily of salaries, bonus, benefits and related costs for personnel in executive, finance, business development and internal support functions, facility costs and professional fees for legal, consulting and accounting services. Included in general and administrative expense are expenses associated with Vidara’s research and development activities. These expenses consist of salaries, bonus, benefits and related costs of personnel in the development, regulatory and medical affairs functions, as well as expenses incurred in developing enhancements to, and improved formulations for, ACTIMMUNE. All research and development costs are expensed as incurred.

Depreciation and amortization expense consists primarily of amortization of intellectual property rights related to Vidara’s acquisition of the rights to ACTIMMUNE. Vidara amortizes these property rights over fifteen years, which is the estimated useful life of the underlying patents and know-how. Also included in this category is the amortization of capitalized financing costs, which are amortized over the life of the associated loan or note.

Royalty expense consists of payments made to third parties for access to patents, know-how and other intellectual property rights. For a discussion of Vidara’s royalty arrangement see “—Liquidity and Capital Resources.”

Interest expense consists of charges related to outstanding indebtedness which consists of a senior term loan (which was repaid during the quarter ended March 31, 2014), senior subordinated notes and an unsecured subordinated intercompany note to Vidara Therapeutics International’s parent, Vidara Holdings (which was repaid in July 2014).

Critical Accounting Policies and Significant Estimates

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Vidara believes that its critical accounting policies, which are those that require management’s most difficult, subjective and complex judgments, are those described in this section. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, asset lives used to calculate depreciation and amortization, intangibles and other long-lived asset lives, assumptions and inputs for fair value measurements, reserves for sales discounts and allowances for returns, rebates and chargebacks and in accounting for income taxes. Actual results could differ from these estimates.

Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates. These critical accounting policies, the judgments and other uncertainties affecting application of these policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered in reviewing the combined financial statements.

Revenue Recognition:

Revenue is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Revenue is reported net of estimated sales adjustments for discounts, government rebates, returns, and other adjustments, including estimated amounts for volume rebate programs, contractual price reductions (“chargebacks”) with wholesalers and managed care providers. Provision for these estimated sales adjustments are recorded at the time of sale and are periodically adjusted to reflect actual experience. Vidara is required to make significant judgments and estimates when determining some of these allowances. If actual results differ from these estimates, Vidara will be required to make adjustments to these allowances in the future.

Prompt Payment Discounts:

As an incentive for prompt payment, Vidara offers a cash discount of approximately 2% to customers. Vidara expects that all customers will comply with the contractual terms to earn the discount. Vidara records the discount as an allowance against accounts receivable and a reduction of revenue.

Government Rebates:

Vidara participates in certain federal government rebate programs, such as Medicare and Medicaid. Vidara accrues estimated rebates based on percentages of product sold to qualified patients, estimated rebate percentages and estimated levels of inventory in the distribution channel that will be sold to qualified patients and records the rebate as a reduction of revenue.

Government Chargebacks:

Vidara provides discounts to federal government qualified entities with whom Vidara has contracted. These federal entities purchase product from the wholesale pharmaceutical distributors at a discounted price, and the wholesale pharmaceutical distributors then charge back to Vidara the difference between the current retail price and the contracted price that the federal entities paid for the product. Vidara accrues estimated chargebacks based on contract prices and sell-through sales data obtained from third party information and records the chargeback as a reduction of revenue.

Distribution Service Fees:

Vidara includes distribution service fees paid to its wholesalers for distribution and inventory management services as a reduction to revenue. The estimates are based on contractually determined fees.

Returns:

Vidara will accept, excluding certain items, products returned from an authorized wholesaler or distributor for a period up to three months after the expiration date printed on the package or product label. A provision for these estimated returns is recorded at the time of sale based on historical returns of the product.

Foreign Currency:

The financial position and results of operations of Vidara’s foreign subsidiaries are measured using the U.S. dollar as the functional currency. All of Vidara’s product sales are denominated in U.S. dollars. Foreign currency transaction gains and losses may arise on cash balances denominated in Euros or on Euro denominated expenses such as salaries of Ireland-based personnel. To date, such gains or losses have been immaterial.

Fair Value of Financial Instruments:

In specific circumstances, certain assets and liabilities are reported or disclosed at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in Vidara’s principal market for such transactions. If Vidara has not established a principal market for such transactions, fair value is determined based on the most advantageous market.

Valuation inputs used to determine fair value are arranged in a hierarchy that categorizes the inputs into three broad levels, which are as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs are directly or indirectly observable valuation inputs for the asset or liability, excluding Level 1 inputs.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

Vidara’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, are carried at cost, which approximates their fair value because of the short-term nature of these financial instruments. The carrying value of long-term debt is based on the instruments’ interest rate, terms, maturity date and collateral, if any, in comparison to Vidara’s incremental borrowing rate for similar financial instruments.

Accounts Receivable:

Vidara extends credit on an uncollateralized basis primarily to wholesale distributors and specialty pharmacies throughout the U.S. based on the size of the company, its payment history, and other factors. Vidara determines if receivables are past due based on days outstanding and amounts are written off when determined to be uncollectible by management. Vidara is required to estimate the level of accounts receivable that ultimately will not be paid. Vidara calculates this estimate based on prior experience supplemented by a periodic customer-specific review when needed. Historically, Vidara has not experienced significant credit losses on its accounts.

Inventory:

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method, and market is considered to be the net realizable value. Inventories consist of finished product only.

Intangible Assets:

Intangible assets are measured at cost less accumulated amortization and any accumulated impairment losses. These costs are capitalized and amortized on a straight-line basis over the estimated useful life of the asset.

Vidara periodically evaluates the propriety of the carrying amount of its definite-lived intangible assets as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or estimate of useful life. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required. To the extent such projections indicate that the undiscounted cash flows are not expected to be adequate to recover the carrying amount, the asset is written down to fair value as determined by discounting future cash flows.

Income Taxes:

Vidara’s domestic and foreign subsidiaries are taxed as such under federal, foreign and similar state and local statutes. Accordingly, those subsidiaries account for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the combined financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates scheduled to be in effect when temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets and liabilities is recognized in income and expense in the combined period when the new tax rates are enacted. Vidara assesses the realizability of its deferred tax assets annually and records a valuation allowance when it is determined more likely than not that a deferred tax asset will not be realized in full.

Vidara accounts for the uncertainty in income taxes as prescribed by the minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Results of Operations

Comparison of Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

	Three Months Ended June 30,		$ Increase / (Decrease)	% Increase / (Decrease)
	2014	2013
	(in thousands, except for percentages)
Product sales, net	$18,393	$13,517	$4,876	36%
Cost of sales	802	1,738	(936)	(54)

Gross profit	$17,591	$11,779	$5,812	49
Selling expense	1,995	1,731	264	15
General and administrative expense	3,009	1,963	1,046	53
Depreciation and amortization	900	1,036	(136)	(13)
Royalty expense	1,898	1,334	564	42

Operating profit	$9,789	$5,715	$4,074	71
Interest expense-net(1)	248	610	(362)	(59)
Other (income) expense	(20)	(29)	9	(31)

Income before taxes	$9,561	$5,134	$4,427	86
Income tax expense (benefit)	370	(760)	1,130	149

Net income	$9,191	$5,894	$3,297	56%

(1)	Interest expense is shown net of interest income, which was not material.

Product sales, net increased approximately $4.9 million, or 36%, from $13.5 million for the three months ended June 30, 2013 to $18.4 million for the three months ended June 30, 2014. This increase was primarily attributable to two 7% price increases for ACTIMMUNE that went into effect in May 2013 and January 2014 and a 10% price increase that went into effect in June 2014.

Cost of sales declined $0.9 million, or 54%, from $1.7 million for the three months ended June 30, 2013 to $0.8 million for the three months ended June 30, 2014. This decrease was attributable to the fact that the cost of inventory during the three months ended June 30, 2013 included inventory acquired at fair value in connection with the acquisition of the ACTIMMUNE business which was valued at a higher price than the inventory purchased through Vidara’s supply agreement with Boehringer Ingelheim. The cost of sales improvement from the inventory fair value difference of approximately $1.2 million exceeded the underlying increase in cost of goods sold attributable purely to increased sales volume. Under the terms of the supply agreement with Boehringer Ingelheim, which has a term that runs until July 31, 2020 and which can be further renewed by agreement between the parties, Vidara has a fixed price, subject only to adjustments for inflation, for annual orders up to a minimum purchase quantity of finished drug product of 75,000 vials. The contract price for ACTIMMUNE is denominated in Euros. Therefore, other than exchange rate and inflation rate movements, Vidara does not anticipate a material increase in the price it pays for product over the term of the agreement.

Gross profit increased from 87% for the three months ended June 30, 2013 to 96% for the three months ended June 30, 2014. This increase was due to an increase in the market price for ACTIMMUNE and, as described in more detail immediately above with respect to cost of sales, the valuation, at fair value, of inventory sold during the three months ended June 30, 2013. Because of the supply agreement with its manufacturer, Vidara expects that the margins attained during the three months ended June 30, 2014 are more indicative of margins that can be realized in future periods.

Selling expense increased $0.3 million, or 15%, from $1.7 million for the three months ended June 30, 2013 to $2.0 million for the three months ended June 30, 2014. This increase was primarily due to higher personnel costs.

General and administrative expense increased $1.0 million, or 53%, from $2.0 million for the three months ended June 30, 2013 to $3.0 million for the three months ended June 30, 2014. This increase was primarily due to increased headcount and facilities expenses as Vidara was still building the sales and administrative infrastructure to support ACTIMMUNE. Included in the three month period ended June 30, 2014 is approximately $1.2 million of non-recurring cost associated with corporate activities related to the proposed Merger with Horizon. Additionally, research and development expense increased $0.3 million, or 43%, from $0.7 million for the three months ended June 30, 2013 to $1.0 million for the three months ended June 30, 2014. This increase was primarily due to increased development activity related to ACTIMMUNE.

Depreciation and amortization decreased $0.1 million, or 13%, from $1.0 million for the three months ended June 30, 2013 to $0.9 million for the three months ended June 30, 2014. This decrease was primarily due to accelerated amortization of capitalized financings fees associated with our senior term loan, which was fully repaid during the quarter ended March 31, 2014.

Royalty expense increased $0.6 million, or 42%, from $1.3 million for the three months ended June 30, 2013 to $1.9 million for the three months ended June 30, 2014, which was directly attributable to the increased level of sales.

Interest expense decreased $0.4 million, or 59%, from $0.6 million for the three months ended June 30, 2013 to $0.2 million for the three months ended June 30, 2014. The decrease was primarily due to the reduced interest payable on Vidara’s senior term loan following the partial repayment of principal in August 2013 and the full repayment of the term loan during the quarter ended March 31, 2014.

Income tax expense (benefit) for the three months ended June 30, 2014 and 2013 was approximately $0.4 million and $(0.8) million, respectively. The benefit in the second quarter of 2013 arose from the recording of a deferred tax asset associated with accumulated losses in certain subsidiaries of the AGI group of companies. This deferred asset was first recorded in 2012 and revalued upwards in 2013, when, in Vidara’s estimation, there was greater certainty that the full benefits of the net operating losses could be realized against future profits in those subsidiaries.

Results of Operations

Comparison of Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

	Six Months Ended June 30,		$ Increase / (Decrease)	% Increase / (Decrease)
	2014	2013
	(in thousands, except for percentages)
Product sales, net	$35,746	$25,926	$9,820	38%
Cost of sales	1,660	3,235	(1,575)	(49)

Gross profit	$34,086	$22,691	$11,395	50
Selling expense	3,792	3,255	537	16
General and administrative expense	6,135	3,295	2,840	86
Depreciation and amortization	2,272	2,065	207	10
Royalty expense	4,935	3,944	991	25

Operating profit	$16,952	$10,132	$6,820	67
Interest expense-net(1)	515	1,292	(777)	(60)
Other expense	22	274	(252)	(92)

Income before taxes	$16,415	$8,566	$7,849	92
Income tax expense (benefit)	724	(1,520)	2,244	148

Net income	$15,691	$10,086	$5,605	56%

(1)	Interest expense is shown net of interest income, which was not material.

Product sales, net increased approximately $9.8 million, or 38%, from $25.9 million for the six months ended June 30, 2013 to $35.7 million for the six months ended June 30, 2014. This increase was primarily attributable to 8% growth in product sales volume resulting from our continued sales and marketing efforts, and also due in part to two 7% price increases for ACTIMMUNE that went into effect in May 2013 and January 2014 and a 10% price increase that went into effect in June 2014.

Cost of sales declined $1.6 million, or 49%, from $3.2 million for the six months ended June 30, 2013 to $1.7 million for the six months ended June 30, 2014. This decrease was attributable to the fact that the cost of inventory during the six months ended June 30, 2013 included inventory acquired at fair value in connection with the acquisition of the ACTIMMUNE business which was valued at a higher price than the inventory purchased through Vidara’s supply agreement with Boehringer Ingelheim. The cost of sales improvement from the inventory fair value difference of approximately $1.2 million exceeded the underlying increase in cost of goods sold attributable purely to increased sales volume. Under the terms of the supply agreement with Boehringer Ingelheim, which has a term that runs until July 31, 2020 and which can be further renewed by agreement between the parties, Vidara has a fixed price, subject only to adjustments for inflation, for annual orders up to a minimum purchase quantity of finished drug product of 75,000 vials. The contract price for ACTIMMUNE is denominated in Euros. Therefore, other than exchange rate and inflation rate movements, Vidara does not anticipate a material increase in the price it pays for product over the term of the agreement.

Gross profit increased from 88% for the six months ended June 30, 2013 to 95% for the six months ended June 30, 2014. This increase was due to an increase in the market price for ACTIMMUNE and, as described in more detail immediately above with respect to cost of sales, the valuation, at fair value, of inventory sold during the six months ended June 30, 2013. Because of the supply agreement with its manufacturer, Vidara expects that the margins attained during the six months ended June 30, 2014 are more indicative of margins that can be realized in future periods.

Selling expense increased $0.5 million, or 16%, from $3.3 million for the six months ended June 30, 2013 to $3.8 million for the six months ended June 30, 2014. This increase was primarily due to higher personnel costs as well as higher commission expenses attributable to the higher sales volume.

General and administrative expense increased $2.8 million, or 86%, from $3.3 million for the six months ended June 30, 2013 to $6.1 million for the six months ended June 30, 2014. This increase was primarily due to increased headcount and facilities expenses as Vidara was still building the sales and administrative infrastructure to support ACTIMMUNE. Included in the six month period ended June 30, 2014 is approximately $1.2 million of non-recurring cost associated with corporate activities related to the proposed Merger with Horizon. Additionally, research and development expense increased $0.5 million, or 50%, from $1.0 million for the six months ended June 30, 2013 to $1.5 million for the six months ended June 30, 2014. This increase was primarily due to increased development activity related to ACTIMMUNE.

Depreciation and amortization increased $0.2 million, or 10%, from $2.1 million for the six months ended June 30, 2013 to $2.3 million for the six months ended June 30, 2014. This increase was primarily due to accelerated amortization of capitalized financings fees associated with our senior term loan, which was fully repaid during the quarter ended March 31, 2014.

Royalty expense increased $1.0 million, or 25%, from $3.9 million for the six months ended June 30, 2013 to $4.9 million for the six months ended June 30, 2014, which was directly attributable to the increased level of sales.

Interest expense decreased $0.8 million, or 60%, from $1.3 million for the six months ended June 30, 2013 to $0.5 million for the six months ended June 30, 2014. The decrease was primarily due to the reduced interest payable on Vidara’s senior term loan following the partial repayment of principal in August 2013 and the full repayment of the term loan during the quarter ended March 31, 2014.

Income tax expense (benefit) for the six months ended June 30, 2014 and 2013 was approximately $0.7 million and $(1.5) million, respectively. The benefit in the second quarter of 2013 arose from the recording of a deferred tax asset associated with accumulated losses in certain subsidiaries of the AGI group of companies. This deferred asset was first recorded in 2012 and revalued upwards in 2013, when, in Vidara’s estimation, there was greater certainty that the full benefits of the net operating losses could be realized against future profits in those subsidiaries.

Liquidity and Capital Resources

Vidara’s cash and cash equivalents were approximately $42.3 million at June 30, 2014. In Vidara’s opinion, existing cash balances and expected funds from operations will be sufficient to fund Vidara’s operations and to meet existing obligations for the foreseeable future. The adequacy of cash resources depends on many assumptions, including primarily assumptions with respect to product sales and operating expenses.

As of June 30, 2014, Vidara had outstanding debt of approximately $22.6 million, consisting of subordinated notes and an unsecured subordinated promissory note all of which are expected to be repaid in full with cash on hand prior to the consummation of the Merger. No amount was outstanding under Vidara’s senior term loan, which was fully repaid in March 2014.

As of June 30, 2014, Vidara owed $0.5 million to InterMune for royalties due on ACTIMMUNE sales in the first two years post acquisition. In total the maximum royalties that could be paid under the terms of the agreement with InterMune were $4.0 million. Pursuant to an oral agreement, Vidara and InterMune agreed to pay this amount by way of equal installments of $500,000 over eight consecutive quarters. At June 30, 2014, one payment of $500,000 remained outstanding and is expected to be paid prior to the closing of the Merger.

Summary of Cash Flows for the Six Months Ended June 30, 2014 and 2013

The following table summarizes cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$13,802	$14,337
Net cash used in investing activities	(30)	(397)
Cash flows used in financing activities	(1,786)	(3,125)

Net increase in cash and cash equivalents	$11,986	$10,815

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Net cash provided by operating activities. For the six months ended June 30, 2014 and June 30, 2013, net cash provided by operating activities primarily reflected Vidara’s net income, adjusted for non-cash items including depreciation, amortization of intangible assets, share based compensation, and movements in working capital. Net cash provided by operating activities decreased by $0.5 million during the six months ended June 30, 2014 compared to the same period in 2013 due primarily to an increase in net working capital investment.

Net cash used in investing activities. For the six months ended June 30, 2014 and June 30, 2013, net cash used in investing activities consisted of the acquisition costs of office equipment and leasehold improvements.

Net cash used in financing activities. Net cash used in financing activities in the six months ended June 30, 2014 and June 30, 2013 was $1.8 million and $3.1 million, respectively, and represented repayments of principal of Vidara’s senior term loan. With respect to the six months ended June 30, 2014, this amount represented the repayment in full of the senior term loan.

Off-Balance Sheet Arrangements

Vidara does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Vidara’s operations expose it to various financial risks in the ordinary course of business that include foreign currency risk, interest rate risk and credit risk.

Vidara manages its financial risk exposures on a group wide basis and seeks to reduce the exposure of significant risks through a process of controlling, monitoring and reporting. Planning and budgetary processes increase the opportunity for early warnings of financial risk. Monthly financial reporting aids the identification of risk areas by management. Vidara’s approach to the management of these financial risks is further described for each risk area below.

Foreign Currency Risk

Vidara’s assets and liabilities are denominated in U.S. dollars. The principal currency exposure is the Euro denominated price of the ACTIMMUNE product and other expenses in Ireland-based subsidiaries. Vidara does not hedge these Euro expenses.

Interest Rate Risk

The only debt of Vidara which accrued interest at a variable rate was the term loan which was repaid in full in March 2014. All other outstanding debt of Vidara bears a fixed interest rate.

Vidara’s policy is to ensure that cash is secure and held in short term fixed deposit accounts or current accounts with financial institutions. As of June 30, 2014, Vidara had cash in short term deposits with financial institutions, earning interest at various variable and fixed interest rates. In the current environment of low deposit rates, any change in rates would not be expected to have a material effect.

Credit Risk

Credit risk is the risk of financial loss to Vidara if a customer or counterparty to a financial instrument fails to meet contractual obligations, and arises principally from cash and cash equivalents and receivables from customers.

At June 30, 2014, Vidara had a concentration of credit risk amongst its five main customers that account for over 91% of sales. However, all accounts receivable were current as of June 30, 2014 and thus Vidara considers the credit risk pertaining to these customers to be insignificant and furthermore, Vidara continually monitors customer accounts and credit granted to its customers.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, Vidara may be party to litigation that arises in the ordinary course of its business. Vidara does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on Vidara’s results of operations, financial condition or cash flows.

Item 1A:	Risk Factors

You should consider carefully the risks described below, together with all of the other information included in this report, and in our other filings with the Securities and Exchange Commission, or SEC. Among the risks that could materially adversely affect Vidara’s business, financial condition or results of operations are the following:

Risks Related to the Proposed Merger with Horizon

The combination of the businesses currently conducted by Vidara and Horizon will create numerous risks and uncertainties, which could adversely affect New Horizon’s operating results or prevent New Horizon from realizing the expected benefits of the Merger.

Strategic transactions like the Merger create numerous uncertainties and risks and require significant efforts and expenditures. The combination of Vidara’s and Horizon’s businesses will entail many changes, including the integration of Vidara and its personnel with those of Horizon, and changes in systems. These transition activities are complex, and New Horizon may encounter unexpected difficulties or incur unexpected costs, including:

•	the diversion of New Horizon management’s attention to integration of operations and corporate and administrative infrastructures;

•	difficulties in achieving growth prospects from combining the business of Vidara with that of Horizon;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees and corporate cultures;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

If any of these factors impair New Horizon’s ability to integrate the operations of Horizon with those of Vidara successfully or on a timely basis, New Horizon may not be able to realize the business opportunities, growth prospects and anticipated tax synergies from combining the businesses. In addition, New Horizon may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of its business.

In addition, the market price of New Horizon ordinary shares may decline following the business combination if the integration of Horizon and Vidara is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

Vidara’s and Horizon’s respective business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the Merger.

Parties with which Vidara and Horizon currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the Merger, including with respect to current or future business relationships with Horizon, Vidara or New Horizon. As a result, Horizon’s and Vidara’s business relationships may be subject to disruptions if customers, suppliers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Vidara or Horizon. These disruptions could have an adverse effect on the business, financial condition, results of operations or prospects of New Horizon following the closing. The adverse effect of such disruptions could be exacerbated by a delay in the consummation of the Merger or termination of the Merger Agreement.

Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, adversely affect the progress of pipeline products or otherwise adversely affect the operations of Horizon, Vidara and New Horizon.

The success of New Horizon after the completion of the Merger will depend, in part, upon its ability to retain key employees, especially during the integration phase of the two businesses. Although Vidara has put in place twelve month retention agreements for certain of its employees, current and prospective employees of Vidara might experience uncertainty about their future roles with New Horizon following completion of the Merger, which might adversely affect New Horizon’s ability to retain key managers and other employees. In addition, competition for qualified personnel in the biotechnology industry is very intense. If Horizon or Vidara lose key personnel or New Horizon is unable to attract, retain and motivate qualified individuals or the associated costs to New Horizon increase significantly, New Horizon’s business could be adversely affected.

As a result of the Merger, New Horizon will incur additional direct and indirect costs.

New Horizon will incur additional costs and expenses in connection with and as a result of the Merger. These costs and expenses include professional fees to comply with Irish corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding a majority of the meetings of the New Horizon board of directors and certain executive management meetings in Ireland, as well as any additional costs New Horizon may incur going forward as a result of its new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by Horizon and Vidara.

If goodwill or other intangible assets that New Horizon records in connection with the Merger become impaired, New Horizon could have to take significant charges against earnings.

In connection with the accounting for the Merger, it is expected that New Horizon will record a significant amount of intangible assets. Under U.S. GAAP, New Horizon must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets have been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect New Horizon’s results of operations and shareholders’ equity in future periods.

Risks Related to the Business of Vidara and New Horizon

Vidara’s business has been entirely reliant upon the successful marketing and sale of ACTIMMUNE and there can be no assurance that we will be able to continue to grow or maintain sales of ACTIMMUNE.

Vidara’s only commercial product and source of revenue is ACTIMMUNE® (interferon gamma-1b), an injectable biologic drug prescribed for the management of two rare disorders: (i) chronic granulomatous disease (“CGD”) and (ii) severe, malignant osteopetrosis (“SMO”). Since its acquisition of the ACTIMMUNE product line in June 2012, Vidara has been successful in growing sales and profitability of ACTIMMUNE. However, there are a number of risks related to the ACTIMMUNE product line and there can be no assurance that we will be able to continue to grow or maintain sales of ACTIMMUNE or its profitability.

First, part of the reason for the success of ACTIMMUNE is that it presently faces little competition. ACTIMMUNE is the only drug currently approved by the FDA specifically for the treatment for CGD and SMO. While there are additional or alternative approaches used to treat patients with CGD and SMO, there are currently no products on the market that compete directly with ACTIMMUNE. The current clinical standard of care to treat CGD patients in the United States is the use of concomitant “triple prophylactic therapy” comprising ACTIMMUNE, an oral antibiotic agent and an oral antifungal agent. However, the FDA-approved labeling for ACTIMMUNE does not discuss this “triple prophylactic therapy,” and physicians may choose to prescribe one or both of the other modalities in the absence of ACTIMMUNE. Because of the immediate and life-threatening nature of SMO, the preferred treatment option for SMO is often to have the patient undergo a bone marrow transplant which, if successful, will likely obviate the need for further use of ACTIMMUNE in that patient. Vidara is aware of a number of research programs investigating the potential of gene therapy as a possible cure for CGD. Additionally, other companies may be pursuing the development of products and treatments that target the same diseases and conditions which ACTIMMUNE is currently approved to treat. As a result, it is possible that New Horizon’s competitors may develop new drugs that manage CGD or SMO more effectively, cost less or possibly even cure CGD or SMO. The development and commercialization of any competing drugs or the discovery of any new alternative treatment for CGD or SMO could have a material adverse effect on sales of ACTIMMUNE and its profitability.

Second, the number of people afflicted with CGD or SMO is relatively small and Vidara’s commercial rights to ACTIMMUNE are currently limited to the United States, Canada and Japan and Vidara currently only markets ACTIMMUNE in the United States. Based on Vidara’s market research, Vidara estimates that there are currently between 900 and 1,600 patients with CGD, and between 85 and 215 patients with SMO living in the United States. As a result, if a competing drug were developed and commercialized or a new alternative treatment for CGD or SMO were discovered, the decision by a relatively small number of doctors to prescribe or recommend the competing drug or alternative treatment to manage or treat CGD or SMO would most likely have a significant impact on the market share of ACTIMMUNE. Likewise, the development of any drug or the discovery of an alternative treatment that cures patients of CDG or SMO would significantly reduce the size of the end market for ACTIMMUNE, unless we are successful in expanding the number of indications for which ACTIMMUNE is approved by the FDA, and there can be no assurance in this regard. Because the indications for which ACTIMMUNE is presently approved (i.e., CGD and SMO) are relatively rare, the size of the end-market for ACTIMMUNE and the volume of product sales of ACTIMMUNE are also relatively small. As a result, in order for ACTIMMUNE to be profitable, the prices that Vidara has historically had to charge for ACTIMMUNE have been relatively high and sales have been significantly dependent on the availability of coverage and adequate reimbursement for ACTIMMUNE from third party payers, including government payers, such as Medicare and Medicaid, and private health insurers. If we are unable to expand or maintain the sales volume of ACTIMMUNE at adequate pricing levels, the profitability of ACTIMMUNE could be adversely affected which could have a material adverse effect on our results of operations, financial condition and business in general. Under the terms of the Merger Agreement, New Horizon has agreed not to raise the price of ACTIMMUNE until at least December 31, 2014.

Third, U.S. healthcare legislation passed in March 2010 authorized the FDA to approve biological products, known as biosimilars, that are similar to or interchangeable with previously approved biological products based upon potentially abbreviated data packages. If a biosimilar version of ACTIMMUNE were approved, it could reduce our sales of ACTIMMUNE. Biosimilars are likely to be sold at substantially lower prices than branded products because the biosimilar manufacturer would not have to recoup the research and development and marketing costs associated with the branded product. Accordingly, the introduction of biosimilar versions of ACTIMMUNE likely would significantly reduce both the price that we receive for ACTIMMUNE and the volume that we sell, which may have an adverse impact on our results of operations.

Fourth, successfully marketing and promoting products such as ACTIMMUNE is a complex and uncertain process dependent on the efforts of management, sales and marketing personnel, manufacturers, distributors and outside consultants. Our ability to increase or maintain sales of ACTIMMUNE will depend upon a number of factors, including, but not limited to:

•	the continued safety and efficacy of ACTIMMUNE and the potential or perceived advantages or disadvantages of ACTIMMUNE over alternative treatments, including the cost of treatment, the relative convenience and ease of administration and the prevalence and severity of side effects;

•	the introduction of competing drugs or treatments and the quality, safety, efficacy, cost and market acceptance of any such competing drugs or treatments;

•	the percentage of the population afflicted with CDG and/or SMO or any other indications for which ACTIMMUNE may receive FDA approval;

•	the strength of sales, marketing and distribution support and the ability to maintain or enhance brand awareness for ACTIMMUNE;

•	acceptance of ACTIMMUNE by healthcare practitioners, especially those who specialize in fields such as pediatric immunology, allergy, infectious diseases and hematology/oncology, and by patients;

•	the performance of third party manufacturers and distributors of ACTIMMUNE, over which we have limited control;

•	the availability of coverage and adequate pricing and reimbursement for ACTIMMUNE from third party payers, including government payers, such as Medicare and Medicaid, and private health insurers;

•	the effect of current and future healthcare laws and regulations;

•	the impact of past and future price increases for ACTIMMUNE;

•	product labeling or product insert requirements of the FDA or other regulatory authorities with respect to ACTIMMUNE; and

•	critical reviews and other publicity relating to ACTIMMUNE.

Any of the factors described above could have a significant impact on our ability to grow or maintain sales and profitability of ACTIMMUNE and any failure to do so could have a material adverse effect on our results of operations, financial condition and the market price of New Horizon ordinary shares.

Vidara relies, and New Horizon intends to rely, on third parties to manufacture, package, and distribute ACTIMMUNE.

Vidara does not have its own manufacturing, packaging or distribution capability for ACTIMMUNE and, as a result, it has relied upon, and New Horizon will continue to rely upon, third parties for these critical functions. Vidara has an exclusive supply agreement with Boehringer Ingelheim for the manufacture of ACTIMMUNE, which has a term that runs until July 31, 2020. Under this supply agreement, either Vidara or Boehringer Ingelheim may terminate the agreement for an uncured material breach by the other party or upon the other party’s bankruptcy or insolvency.

The manufacture of biopharmaceutical products, such as ACTIMMUNE, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Drug manufacturers, like Boehringer Ingelheim, and their facilities must comply with strict regulatory requirements, including the FDA’s current good manufacturing practice (“cGMP”) regulations and guidelines, and are subject to frequent inspection. If ACTIMMUNE’s manufacturer fails to comply with any of these regulatory requirements, its facilities could be shut down until the FDA or other regulatory authorities are satisfied that the facilities and manufacturing and packaging processes are in compliance, which could cause a significant delay or halt in the supply of ACTIMMUNE. In addition, failure or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of ACTIMMUNE and could have a material adverse effect on its business, results of operations, financial condition, and prospects.

Manufacturers of biopharmaceutical products often encounter difficulties in production. These problems include difficulties with quality control, including stability of the product, quality assurance testing, operator error and shortages of qualified personnel. Furthermore, if microbial, viral or other contaminations are discovered in the drug products or in the manufacturing facilities in which its products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination and the contract manufacturer or we may face regulatory action, including warning letters and recalls. We cannot assure you that any stability or other issues relating to the manufacture of ACTIMMUNE will not occur in the future. ACTIMMUNE’s manufacturer may also experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If ACTIMMUNE’s manufacturer were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations to supply us with the quantity of ACTIMMUNE that we require, our business will be materially adversely affected. Additionally, Boehringer Ingelheim manufactures interferon gamma 1-b to supply its own commercial needs in its licensed territory, and this may lead to capacity allocation issues and supply constraints to us. Furthermore, we do not have a substitute supplier for ACTIMMUNE and the process of identifying a substitute supplier and getting that supplier approved by the applicable regulatory authorities for manufacture and packaging of ACTIMMUNE can be a lengthy and costly process.

ACTIMMUNE is manufactured by starting with cells from working cell bank samples which are derived from a master cell bank. We and Boehringer Ingelheim separately store multiple vials of the master cell bank. In the event of catastrophic loss at our or Boehringer Ingelheim’s storage facility, it is possible that we could lose multiple cell banks and have the manufacturing capacity of ACTIMMUNE severely impacted by the need to substitute or replace the cell banks.

New Horizon’s business plan is highly dependent upon its ability to successfully execute its sales and marketing strategy for the further growth in sales of ACTIMMUNE.

Since its acquisition of the ACTIMMUNE product line in June 2012, Vidara has focused on building a marketing platform to support the growth of ACTIMMUNE sales. While Vidara’s sales force has achieved success in growing sales of ACTIMMUNE, New Horizon may be required to further expand the ACTIMMUNE sales force to continue to grow sales of ACTIMMUNE in the future. New Horizon does not currently intend to use the existing Horizon sales force to support the sale of ACTIMMUNE, so any such expansion of the ACTIMMUNE sales force will require the hiring of additional experienced personnel. There can be no assurance that New Horizon will be able to attract and retain qualified personnel to support the sale of ACTIMMUNE and any failure on its part to do so could have a material adverse effect on New Horizon’s ability to grow or maintain sales of ACTIMMUNE.

Biologic drugs, such as ACTIMMUNE, are subject to extensive regulation and failure to comply with FDA or other regulatory authority requirements may subject us to administrative or judicial sanctions.

The manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to a biologic drug, such as ACTIMMUNE, are subject to extensive regulation by the FDA in the United States and other regulatory agencies in foreign jurisdictions. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject us to administrative or judicial sanctions, including refusal to approve an application, withdrawal of an approval, imposition of a clinical hold, warning or untitled letters, product seizures or recalls, total or partial suspension of production or distribution, and injunctions, fines, disgorgements, or civil or criminal penalties or prosecution.

In addition, if ACTIMMUNE causes serious or unexpected side effects, FDA or other regulatory authorities may require the addition of labeling statements, such as “black box” warnings or contraindications, or limitations on the indications for use, withdraw their approval of ACTIMMUNE or place restrictions on the way it is prescribed or distributed, deny regulatory approval for any future indication for ACTIMMUNE, require us to conduct additional clinical trials or to change the labeling of ACTIMMUNE, or implement a risk evaluation and mitigation strategy (“REMS”).

Biologic drugs may not be marketed in the United States prior to submission of a Biologics License Application (“BLA”) and approval by the FDA. Once a BLA is approved for a product, such as ACTIMMUNE, that product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologic drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Biologic drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. In the event New Horizon is unable to continue to comply with current and future FDA regulations and standards, it may be forced to delay or discontinue the manufacture and/or sale of ACTIMMUNE.

ACTIMMUNE is currently marketed only in the United States. To market any biologic drugs outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others, including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the drug may be marketed. Certain countries have a difficult reimbursement environment and we may not obtain reimbursement or pricing approval for ACTIMMUNE, if required, in all countries where we seek to market ACTIMMUNE, or we may obtain reimbursement approval at a level that would make marketing ACTIMMUNE in certain countries not viable.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are party to various license agreements and we may enter into additional license agreements in the future. For example, we license rights to patents, know-how and trademarks for ACTIMMUNE from Genentech, which agreement remains in effect for so long as we continue to commercialize and sell ACTIMMUNE. However, Genentech may terminate the agreement upon our material default, if not cured within a specified period of time. Genentech may also terminate the agreement in the event of Vidara’s bankruptcy or insolvency. Upon such a termination of the agreement, all intellectual property rights conveyed to us under the agreement, including the rights to the ACTIMMUNE trademark, revert to Genentech.

In addition, we could have disputes with our current and future licensors regarding, for example, the interpretation of terms in our agreements. Any such disagreements could lead to curtailment or loss of rights or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

If we fail to comply with our obligations under these agreements, we could lose the ability to market and distribute ACTIMMUNE, which would have a material adverse effect on our business, financial condition or results of operations.

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success depends in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length or term of patent protection we may have for our products. The composition of matter and methods of manufacturing patents relating to ACTIMMUNE expire between 2014 and 2022. Changes in either patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, The Patient Protection and Affordable Care Act allows applicants seeking approval of biosimilar or interchangeable versions of biological products such as ACTIMMUNE to initiate a process for challenging some or all of the patents covering the innovator biological product used as the reference product. This process is complicated and could result in the limitation or loss of certain patent rights. In addition, such patent litigation is costly and time-consuming and may adversely affect our overall financial condition and liquidity.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect this information in part through confidentiality agreements with our employees, consultants and third parties. If any of these agreements are breached, we may not have adequate remedies for any such breach. In addition, any remedies we may seek may prove costly. Furthermore, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely affect our business.

Vidara is exposed to concentration of credit risk relating to its major customers.

At June 30, 2014, Vidara’s five main specialty pharmacies and wholesale pharmaceutical distributors, including Accredo Health Group Inc., CuraScript Specialty Distribution, Walgreens, Caremark LLC and McKesson Corporation, accounted for over 91% of our sales. Due to this concentration of sales, the credit risk associated with these customers is of particular significance to us. If one or several of these customers fails to fulfill its payment obligations or reduces their business with us, there may be a material adverse effect on our business, financial condition or results of operations.

The IRS may not agree with the conclusion that New Horizon should be treated as a foreign corporation for U.S. federal income tax purposes following the transaction.

Although New Horizon will be incorporated in Ireland, the U.S. Internal Revenue Service, referred to as the IRS in this Form 10-Q, may assert that it should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because New Horizon is an Irish incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 provides an exception pursuant to which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

Under Section 7874, New Horizon would be treated as a foreign corporation for U.S. federal income tax purposes if the former shareholders of Horizon own (within the meaning of Section 7874) less than 80% (by both vote and value) of New Horizon stock by reason of holding shares in Horizon (the “ownership test”). The Horizon shareholders are expected to own less than 80% (by both vote and value) of the shares in New Horizon after the merger by reason of their ownership of shares of Horizon common stock. As a result, under current law, New Horizon is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, there can be no assurance that there will not exist in the future a subsequent change in the facts or in law which might cause New Horizon to be treated as a domestic corporation for U.S. federal income tax purposes, including with retroactive effect.

Further, there can be no assurance that the IRS will agree with the position that the ownership test is satisfied. There is limited guidance regarding the application of Section 7874 of the Code, including with respect to the provisions regarding the application of the ownership test.

Future changes to U.S. and non-U.S. tax laws could materially adversely affect New Horizon.

Under current law, New Horizon is expected to be treated as a foreign corporation for U.S. federal income tax purposes. However, changes to the rules in Section 7874 of the Code or regulations promulgated thereunder or other guidance issued by the Treasury or the IRS could adversely affect New Horizon’s status as a foreign corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application to New Horizon, Horizon, their respective shareholders and affiliates, and/or the transaction. On May 20, 2014 Senator Carl Levin and Representative Sander M. Levin introduced The Stop Corporate Inversions Act of 2014 (the “bill”) in the Senate and House of Representatives, respectively. In its current form, the bill would treat New Horizon as a U.S. Corporation if the former shareholders of Horizon own 50% or more of New Horizon stock under the ownership test. If enacted, the bill would apply to taxable years ending after May 8, 2014 and does not contain an exception for transactions subject to a binding commitment on that date. Because the Horizon shareholders are expected to own more than 50% of the shares in New Horizon after the Merger, New Horizon would be treated as a U.S. corporation if the bill becomes law.

In addition, the U.S. Congress, the Organization for Economic Co-operation and Development, and other Government agencies in jurisdictions where New Horizon and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations and there are several current legislative proposals that, if enacted, would substantially change the U.S. federal income tax system as it relates to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which New Horizon and its affiliates do business could change on a prospective or retroactive basis, and any such changes could materially and adversely affect New Horizon.

New Horizon may not be able to timely and effectively implement controls and procedures over Vidara’s operations as required under the Sarbanes-Oxley Act of 2002.

Subsequent to the completion of the Merger, New Horizon will need to timely and effectively implement the internal controls over financial reporting and other disclosure controls and procedures necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires, among other things, annual management assessments of the effectiveness of internal controls over financial reporting and a report by New Horizon’s independent registered public accounting firm addressing these assessments. New Horizon intends to take appropriate measures to establish or implement an internal control environment at Vidara aimed at successfully adopting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, it is possible that New Horizon may experience delays in implementing or be unable to implement the required internal controls over financial reporting and other disclosure controls and procedures, which could result in enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on the market price for New Horizon ordinary shares.

Risks Related to the Financial Condition of New Horizon

Growing the business of New Horizon will require the commitment of substantial capital and other resources, which may not be available, and which in turn, could result in future losses or otherwise limit the opportunities of New Horizon.

Growing the New Horizon business over the longer-term will require us to commit substantial capital and other resources towards in-licensing and/or acquiring new products and product candidates, or towards costly and time-consuming product development and clinical trials of New Horizon product candidates. It will also require continued investment in the commercial operations of New Horizon. New Horizon’s future capital requirements will depend on many factors, including many of those discussed above, such as:

•	the revenues from New Horizon commercial products and the costs of New Horizon’s commercial operations;

•	the extent of generic competition for New Horizon products;

•	the cost of acquiring and/or licensing new products and product candidates;

•	the cost of debt and required debt service on debt incurred to finance the combination with Vidara and any new product acquisitions;

•	the scope, rate of progress, results and costs of New Horizon’s potential development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory activities and third-party claims; and

•	changes in laws and regulations, including, for example, healthcare reform legislation.

One of New Horizon’s goals will be to expand the business through the licensing, acquisition and/or development of additional products and product candidates. There can be no assurance that debt or equity financing will be available on reasonable terms, or at all, or that New Horizon’s cash flow from operations will be sufficient to fund these activities if opportunities arise. If capital is not available, New Horizon may be unable to expand the business if it does not have sufficient capital or cannot borrow or raise additional capital on attractive terms.

Servicing Horizon’s debt requires a significant amount of cash, and New Horizon may not have sufficient cash flow from its business to pay its substantial debt.

In connection with the Merger, Horizon will incur senior secured debt in the aggregate principal amount of approximately $300.0 million and will be required to make principal and interest payments in accordance with the terms of the credit agreement entered into between Horizon and the lenders providing such senior secured debt financing. In November 2013, Horizon issued 5.00% Convertible Senior Notes due 2018 in the aggregate principal amount of $150.0 million (the “5.00% Convertible Senior Notes”) to investors pursuant to note purchase agreements with such investors. As of July 30, 2014, all $150.0 million of principal on the 5.00% Convertible Senior Notes remained outstanding. New Horizon’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness, including the new senior secured debt and the 5.00% Convertible Senior Notes, depends on New Horizon’s future performance, which is subject to economic, financial, competitive and other factors beyond its control. New Horizon’s business may not continue to generate cash flow from operations in the future sufficient to service New Horizon’s debt and make necessary capital expenditures. If New Horizon is unable to generate such cash flow, New Horizon may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. New Horizon’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. New Horizon may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on New Horizon’s debt obligations.

New Horizon may not be able to successfully maintain its low tax rates, which could adversely affect its business and financial condition, results of operations and growth prospects.

New Horizon will be incorporated in Ireland and will maintain subsidiaries in the United States, Ireland, Luxembourg, Switzerland, Germany and Bermuda. Vidara was able to achieve a low blended tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Bermuda and Ireland, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. New Horizon intends to continue a similar structure and arrangements following the completion of the transaction. Taxing authorities, such as the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. The IRS may challenge the New Horizon structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating the New Horizon business. New Horizon cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If New Horizon is unsuccessful, it may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require New Horizon to reduce its operating expenses, decrease efforts in support of its products or seek to raise additional funds, all of which could have a material adverse effect on the New Horizon business, financial condition, results of operations and growth prospects.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDARA THERAPEUTICS INTERNATIONAL PUBLIC LIMITED COMPANY

Date: August 26, 2014	By:	/s/ Virinder Nohria, M.D., Ph.D.
Virinder Nohria, M.D., Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 26, 2014	By:	/s/ David Kelly
David Kelly
Chief Accounting Officer and Director (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, the Registrant, Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc. (included as Annex A to the Registrant’s Registration Statement on Form S-4 (No. 333-197052), as amended, and incorporated by reference herein).

2.2	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC (included as Annex A-1 to the Registrant’s Registration Statement on Form S-4 (No. 333-197052), as amended, and incorporated by reference herein).

2.3	Form of Voting Agreement, dated March 18, 2014, by and among Horizon Pharma, Inc., the Registrant and certain stockholders of Horizon Pharma, Inc. (incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014).

3.1	Current Memorandum and Articles of Association of the Registrant.

3.2	Form of Memorandum and Articles of Association of the Registrant to be effective following the Merger (included as Annex C to the Registrant’s Registration Statement on Form S-4 (No. 333-197052), as amended, and incorporated by reference herein).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement to be entered into by and among the Registrant and certain other parties (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (No. 333-197052), as amended).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema Document

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL*	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL*	Taxonomy Extension Label Linkbase Document

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase Document

*	To be filed by amendment.