Form 10-Q/A
period 2014-06-30
Vidara Therapeutics International Public Ltd Co
filed 2014-09-05
CIK 1602949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Vidara Therapeutics International Public Limited Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 26, 2014 (the “Form 10-Q”), is solely to furnish our XBRL (eXtensible Business Reporting Language) interactive data files in Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDARA THERAPEUTICS INTERNATIONAL PUBLIC LIMITED COMPANY

Date: September 5, 2014	By:	/s/ Virinder Nohria, M.D., Ph.D.
Virinder Nohria, M.D., Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 5, 2014	By:	/s/ David Kelly
David Kelly
Chief Accounting Officer and Director (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Transaction Agreement and Plan of Merger, dated March 18, 2014, by and among Horizon Pharma, Inc., Vidara Therapeutics Holdings LLC, the Registrant, Hamilton Holdings (USA), Inc. and Hamilton Merger Sub, Inc. (included as Annex A to the Registrant’s Registration Statement on Form S-4 (No. 333-197052), as amended, and incorporated by reference herein).

2.2*	First Amendment to Transaction Agreement and Plan of Merger, dated June 12, 2014, by and between Horizon Pharma, Inc. and Vidara Therapeutics Holdings LLC (included as Annex A-1 to the Registrant’s Registration Statement on Form S-4 (No. 333-197052), as amended, and incorporated by reference herein).

2.3*	Form of Voting Agreement, dated March 18, 2014, by and among Horizon Pharma, Inc., the Registrant and certain stockholders of Horizon Pharma, Inc. (incorporated by reference to Horizon Pharma, Inc.’s Current Report on Form 8-K, filed on March 20, 2014).

3.1*	Current Memorandum and Articles of Association of the Registrant.

3.2*	Form of Memorandum and Articles of Association of the Registrant to be effective following the Merger (included as Annex C to the Registrant’s Registration Statement on Form S-4 (No. 333-197052), as amended, and incorporated by reference herein).

4.1*	Reference is made to Exhibits 3.1 and 3.2.

4.2*	Form of Registration Rights Agreement to be entered into by and among the Registrant and certain other parties (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (No. 333-197052), as amended).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS XBRL**	Instance Document

101.SCH XBRL**	Taxonomy Extension Schema Document

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL**	Taxonomy Extension Label Linkbase Document

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.